Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2002-4
filed 2004-03-30
CIK 1166802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[  ]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003
                              -----------------    -----------------

                  COMMISSION FILE NUMBERS 001-16443, 333-64879
                                          --------------------


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2002-4
             (Exact name of registrant as specified in its charter)


     DELAWARE                                            13-4026700
-------------------                                 ----------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


     1585 BROADWAY, SECOND FLOOR
        NEW YORK, NEW YORK
      ATTENTION: JOHN KEHOE                                      10036
  (Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------        -----------------------------------------
SATURNS DPL CAPITAL SECURITY                   NEW YORK STOCK EXCHANGE
BACKED SERIES 2002-4 CLASS A
CALLABLE UNITS

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         All of the common stock of the registrant is held by Morgan Stanley.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----    -----

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

SATURNS Trust No. 2002-4 Class A Units (DPL Capital Security Backed )

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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:


----------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)

                                                                             For Transition Period from December 1,
                                                                                    2003 to December 31, 2003
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
    2002-4                   4/25/02               March 1 and September 1              None filed this period
----------------------------------------------------------------------------------------------------------------------

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



         Date:  March 30, 2004

                                                       MS STRUCTURED ASSET CORP.
                                                       (Registrant)



                                                       By: /S/ JOHN KEHOE
                                                          ----------------------
                                                       Name:    John Kehoe
                                                       Title:   Vice President
                                                       Date:    March 30, 2004